Form 10-Q
period 1996-03-31
BUGABOO CREEK STEAK HOUSE INC
filed 1996-05-10
CIK 919167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  ------------

                                    FORM 10-Q
                                  ------------


               Quarterly Report Pursuant to Section 13 of 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1996

                                  ------------

                         Commission File Number 0-19924
                                  ------------


                         Bugaboo Creek Steak House, Inc.


           Incorporated pursuant to the Laws of the state of Delaware
                    Employer Identification Number 05-0475499


                 1275 Wampanoag Trail, East Providence, RI 02915
                                 (401) 433-5500

                                  ------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No | |



         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    DATE: May 9, 1996
                    CLASS: Common Stock, $.01 per share
                    OUTSTANDING SHARES: 5,225,000

                         BUGABOO CREEK STEAK HOUSE, INC.
                                AND SUBSIDIARIES
                                      INDEX
                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets as of March 31, 1996
                    and June 25, 1995 .....................................   2

                  Consolidated Statements of Income:  sixteen and
                    forty weeks ended March 31, 1996
                    and April 2, 1995 .....................................   3

                  Condensed Consolidated Statements of Cash Flows:
                    forty weeks ended March 31, 1996
                    and April 2, 1995 .....................................   4

                  Notes to Consolidated Financial Statements ..............   5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS...................   6

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS........................................  11

         ITEM 2.  CHANGES IN SECURITIES....................................  11

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................  11

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  11

         ITEM 5.  OTHER INFORMATION........................................  11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................  11

SIGNATURES.................................................................  12


                         BUGABOO CREEK STEAK HOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,       June 25,
                                                                             1996            1995
                                                                         ------------    ------------
Assets

Current assets:
   Cash and cash equivalents .........................................   $    965,536    $    727,922
   Marketable securities - available for sale ........................        520,705       1,644,985
   Accounts receivable, trade, less allowance for doubtful accounts of
     $15,000 at March 31, 1996 and $10,000 at June 25, 1995 ..........        305,328         261,584
   Construction allowance receivable from landlord ...................           --           475,000
   Interest & dividends receivable ...................................         37,264          43,955
   Accounts receivable, affiliates ...................................        110,058         114,815
   Inventories .......................................................      1,818,629       1,203,946
   Prepaid expenses ..................................................        631,492         476,390
   Pre-opening costs (net of amortization) ...........................        682,282         714,693
   Deferred income taxes .............................................        511,529         197,346
                                                                         ------------    ------------
     Total current assets ............................................      5,582,823       5,860,636

Net property and equipment ...........................................     33,571,558      23,411,455

Other assets:
   Note receivable ...................................................         40,794          41,391
   Intangible assets (net of amortization) ...........................        431,666         178,542
                                                                         ------------    ------------
     Total other assets ..............................................        472,460         219,933

                                                                         ------------    ------------
     Total assets ....................................................   $ 39,626,841    $ 29,492,024
                                                                         ============    ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Current installments of long-term debt ............................              $        -$13,000
   Accounts payable ..................................................      2,472,466       3,791,655
   Accrued expenses ..................................................        921,375         439,049
   Accrued and withheld taxes ........................................        308,569          30,023
   Unredeemed gift certificates ......................................      1,042,353         718,074
                                                                         ------------    ------------
     Total current liabilities .......................................      4,744,763       4,991,801

Long-term debt, excluding current installments .......................      9,600,000         787,000
Deferred rent ........................................................        599,122         604,140
Deferred income taxes ................................................        155,546         112,528

                                                                         ------------    ------------
     Total liabilities ...............................................     15,099,431       6,495,469

Stockholders' equity
   Common stock ......................................................         52,250          52,250
   Additional paid-in capital ........................................     20,034,603      20,034,603
   Retained earnings .................................................      4,441,832       2,906,240
   Net unrealized gain (loss) on marketable securities ...............         (1,275)          3,462
                                                                         ------------    ------------
     Total stockholders' equity ......................................     24,527,410      22,996,555

Commitments and contingencies

                                                                         ------------    ------------
Total liabilities and stockholders' equity ...........................   $ 39,626,841    $ 29,492,024
                                                                         ============    ============


                         BUGABOO CREEK STEAK HOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Sixteen weeks ended              Forty weeks ended
                                                   -----------------------------   -----------------------------
                                                      March 31,       April 2,        March 31,       April 2,
                                                        1996            1995            1996            1995
                                                   -------------   -------------   -------------   -------------

Net restaurant sales ...........................   $ 16,491,323    $ 10,283,447    $ 37,920,589    $ 21,522,184

Restaurant costs and operating expenses:
   Food and beverage costs .....................      6,079,118       3,769,174      14,041,662       7,860,743
   Restaurant operating expenses ...............      7,111,239       4,116,824      16,304,724       8,594,411
   Depreciation and amortization ...............      1,141,142         531,504       2,467,545       1,078,663

                                                   ------------    ------------    ------------    ------------
   Total restaurant costs and operating expenses     14,331,499       8,417,502      32,813,931      17,533,817

                                                   ------------    ------------    ------------    ------------
Earnings from restaurant operations ............      2,159,824       1,865,945       5,106,658       3,988,367

Other (income) expense:
   General and administrative expense ..........      1,160,974         807,374       2,664,750       1,792,340
   Other (income) expense, net .................           (460)          7,001         (32,789)        (70,755)
   Interest and dividend income ................        (16,226)        (53,569)        (75,756)       (362,640)
   Interest expense ............................        134,099            --           188,003            --
                                                   ------------    ------------    ------------    ------------
Earnings before taxes ..........................        881,437       1,105,139       2,362,450       2,629,422

Income taxes ...................................        308,503         384,822         826,858         910,215

                                                   ------------    ------------    ------------    ------------
Net income .....................................   $    572,934    $    720,317    $  1,535,592    $  1,719,207
                                                   ============    ============    ============    ============


Weighted average shares outstanding ............      5,225,000       5,226,250       5,225,000       5,225,713

Earnings per share .............................   $       0.11    $       0.14    $       0.29    $       0.33


                         BUGABOO CREEK STEAK HOUSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Forty weeks ended
                                                     ----------------------------
                                                       March 31,       April 2,
                                                         1996            1995
                                                     ------------    ------------

Net cash provided by operating activities ........   $    973,133    $  3,878,082

Cash flows from investing activities:
   Purchase of marketable securities .............       (487,663)           --
   Proceeds from sale of marketable securities ...        511,345       6,529,654
   Proceeds from maturity of marketable securities      1,095,861            --
   Decrease in interest and dividends receivable .          6,691            --
   Purchase of property and equipment ............    (11,851,248)    (10,327,158)
   Proceeds from sale of property and equipment ..           --              --
   Decrease in construction allowance receivable .        475,000            --

                                                     ------------    ------------
Net cash used in investing activities ............    (10,250,014)     (3,797,504)

Cash flows from financing activities:
   Proceeds from common stock issuance ...........           --              --
   Dividends and distributions to stockholders ...           --              --
   Proceeds from notes payable ...................           --              --
   Repayments of notes payable ...................           --              --
   Proceeds from notes payable to stockholders ...           --              --
   Repayments of notes payable to stockholders ...           --              --
   Proceeds from long-term debt ..................      8,800,000            --
   Repayment of long-term debt ...................           --              --
   Repayments of notes payable to stockholders ...           --           (16,795)
   Increase in book overdrafts ...................        714,495            --

                                                     ------------    ------------
     Net cash provided by financing activities ...      9,514,495         (16,795)

                                                     ------------    ------------
Net increase in cash .............................        237,614          63,783

Cash and cash equivalents at beginning of year ...        727,922         733,713

                                                     ------------    ------------
Cash and cash equivalents at end of quarter ......   $    965,536    $    797,496
                                                     ============    ============

Supplemental disclosure of cash flow information:

   Cash paid for interest ........................   $    253,626    $       --
   Cash paid for income taxes ....................   $    897,656    $  1,056,031

                         BUGABOO CREEK STEAK HOUSE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. The accompanying interim consolidated financial statements of Bugaboo Creek Steak House, Inc., and subsidiaries (the "Company") for the sixteen and forty week periods ended March 31, 1996 and April 2, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods.

The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (file number 0-19924).

B. The Company's fiscal year consists of thirteen periods of 28 days each, and ends on the last Sunday in June. Interim reporting periods within each fiscal year consist of four quarters containing three, three, four and three 28-day periods each. Fiscal 1996, which ends on June 30, 1996, will contain one additional week in the last period of the year, resulting in a total of 53 weeks in the fiscal year. Fiscal 1997 will return to a total of 52 weeks.

C. Prior to June 25, 1995, the Company recorded a receivable from the landlord of a Bugaboo Creek Steak House restaurant in the amount of $475,000. This receivable arose in the ordinary course of business and related to terms in the lease. This receivable was collected during the first quarter of fiscal 1996.

D. On January 2, 1996, the Company entered into a purchasing agreement with Monfort FoodService for the purchase of beef. The agreement requires the Company to purchase quantities of beef at fixed prices between January 1, 1996 and December 31, 1996. The quantities contracted for are based on what management believes to be conservative estimates of actual supplies that will be required during such period.

E. The Company has entered into a $20 million credit facility with Citizens Bank and Fleet National Bank, both of Providence, RI, the proceeds of which were used to repay advances outstanding on the existing $10 million facility and to fund further development of new units. At March 31, 1996 the Company had outstanding long-term debt of $9,600,000 under this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company owns and operates restaurants featuring two distinctive concepts -- Bugaboo Creek Steak House and The Capital Grille. The Bugaboo Creek Steak House concept appeals to the casual dining guest by creating an entertaining restaurant experience for families and couples alike in the setting of a lively Canadian Rocky Mountain lodge. The Capital Grille concept is an upscale restaurant featuring dry-aged steaks, seafood and fine wines in a highly sophisticated setting that appeals to affluent dining guests and business executives.

The first Capital Grille opened in July 1990, in Providence, Rhode Island. The first Bugaboo Creek Steak House opened in October 1992, in Warwick, Rhode Island. As of the end of the third quarter, the Company owned and operated sixteen restaurants (thirteen Bugaboo Creek Steak House restaurants and three Capital Grille restaurants). In addition, the Company manages three dinner house restaurants under management contracts.

The Company's expansion strategy is based upon three principles which build on its commitment to consistently high quality food and attentive service:

     1. Invest in architectural, decorative, and entertainment features to create stimulating environments for its guests;

     2. Build a broad customer base by appealing to families as well as couples in Bugaboo Creek Steak House and to affluent guests and business executives in The Capital Grille;

     3. The development of Bugaboo Creek units will be focused primarily on metropolitan areas in the Northeast and Mid-Atlantic states. Capital Grille units will be located in major markets across the country.

To fund this expansion strategy, the Company completed its initial public stock offering on April 13, 1994, raising $20.5 million (including $2.5 million from the underwriters' over allotment option which closed on May 10, 1994) before offering expenses and the repayment of bank and stockholder notes payable. The Company currently has an unsecured $20 million revolving credit line to be used in conjunction with operating cash flows for the continued development of restaurant properties.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income (unaudited) bear to total revenues:

                                                   Sixteen weeks ended  Forty weeks ended
                                                   -------------------  ------------------
                                                   March 31,  April 2,  March 31,  April 2,
                                                     1996       1995      1996       1995
                                                   ---------  --------  ---------  --------


Net restaurant sales ...........................     100.0%    100.0%     100.0%    100.0%

Restaurant costs and operating expenses:
   Food and beverage costs .....................      36.9%     36.7%      37.0%     36.5%
   Restaurant operating expenses ...............      43.1%     40.0%      43.0%     40.0%
   Depreciation and amortization ...............       6.9%      5.2%       6.5%      5.0%

                                                      -----     -----      -----     -----
   Total restaurant costs and operating expenses      86.9%     81.9%      86.5%     81.5%

                                                      -----     -----      -----     -----
Earnings from restaurant operations ............      13.1%     18.1%      13.5%     18.5%

Other (income) expense:
   General and administrative expense ..........       7.0%      7.8%       7.0%      8.3%
   Other (income) expense, net .................       0.0%      0.1%      (0.1%)    (0.3%)
   Interest and dividend income ................      (0.1%)    (0.5%)     (0.2%)    (1.7%)
   Interest expense ............................       0.8%       --        0.5%       --
                                                      -----     -----      -----     -----
Earnings before taxes ..........................       5.4%     10.7%       6.3%     12.2%

Income taxes ...................................       1.9%      3.7%       2.2%      4.2%

                                                      -----     -----      -----     -----
Net income .....................................       3.5%      7.0%       4.1%      8.0%
                                                      =====     =====      =====     =====

Restaurants in Operation: During the most recent quarter, the Company opened two new Bugaboo Creek Steak House restaurants, one on January 15, 1996 in Framingham, MA, and one on March 25, 1996 in Poughkeepsie, NY. As of March 31, 1996 the Company owned and operated sixteen restaurants (thirteen Bugaboo Creek Steak House restaurants and three Capital Grille restaurants). In addition, the Company manages three dinner house restaurants under management contracts. As of April 2, 1995 there were six Bugaboo Creek Steak House units and three Capital Grille units in operation.

Certain operating expenses were affected by the relative youth of units that have been open for less than one year (see Restaurant Costs and Operating Expenses, below). During the quarter ended March 31, 1996 a total of eight of the Company's units had been open for less than one year, and thus were incurring amortization charges for pre-opening costs.

One new unit was opened in the same period for the prior year. During the quarter ended April 2, 1995 a total of four units had been open for less than one year, and thus were incurring amortization charges for pre-opening costs.

A new, smaller Bugaboo Creek Steak House prototype is currently under development. This 7,200 square foot building, which is 2,000 square feet smaller in size than the Company's previous prototype, has 265 dining seats configured to increase seating efficiency. Management is pleased with the initial sales results at the recently opened Poughkeepsie unit, which also has 265 seats, and anticipates that the new prototype design will enable the Company to generate strong returns on lower sales volumes, thereby opening many smaller markets for Bugaboo Creek Steak House development.

Net Restaurant Sales: For the sixteen week period ending March 31, 1996 (the third quarter of fiscal 1996) net restaurant sales were $16,491,323, an increase of 60.4% over net restaurant sales of $10,283,447 for the sixteen week period ended April 2, 1995. The increase reflects the addition of 102 restaurant-weeks, 76% over the previous year, resulting from seven new Bugaboo Creek Steak House restaurants, offset by a decline in comparable restaurant sales of 6.8%. (A "restaurant-week" is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant-weeks. "Comparable restaurant sales" growth is the percentage increase in current year sales over the same period in the prior year. A restaurant is included in "comparable restaurant sales" commencing with the first quarter following the week in which it has been open for 18 months. This excludes the first six months of operations during which a new unit typically benefits from a high level of initial customer trial.) Average weekly sales were $69,900, an 8.9% decrease versus the same period last year. Net restaurant sales for the quarter were severely impacted by record setting winter storms in the Northeast and Mid-Atlantic regions, as well as the federal government shut down and the lobbyist gift ban. Management does not expect comparable restaurant sales growth in the current quarter to be indicative of comparable restaurant sales growth in future quarters. Year-to-date net restaurant sales of $37,920,589 for the year ending June 30, 1996 (fiscal 1996) were 76.2% above the prior year sales of $21,522,184, reflecting the addition of 247 restaurant weeks.

Restaurant costs and operating expenses: Food and beverage costs increased to $6,079,118 in the third quarter of fiscal 1996 from $3,769,174 in the prior year period, and as a percentage of net restaurant sales increased slightly to 36.9% from 36.7% in the prior year period. Year-to-date food and beverage costs of $14,041,662 and $7,860,743 for fiscal years 1996 and 1995, respectively, were 37.0% and 36.5% as a percent of net restaurant sales. The increase in fiscal 1996 was the result of higher beef costs experienced in the first quarter. These costs returned to more normal levels during the second and third quarters.

Operating expenses for the third quarter of fiscal 1996 increased to $7,111,239 versus $4,116,824 in the prior year and as a percentage of net restaurant sales increased 3.1 percentage points versus the prior year to 43.1%. The increase was due primarily to higher advertising expenditures, operating inefficiencies in the newer units, snow removal and repair expenses and the impact of lower average weekly sales in Bugaboo Creek Steak House units during the quarter versus the same period in the prior year. Year-to-date operating expenses were $16,304,724 and $8,594,411 in fiscal years 1996 and 1995, or 43.0% and 40.0% of net restaurant sales, respectively.

Depreciation and amortization expenses for the third quarter of fiscal year 1996 increased to $1,141,142 from $531,504 in the prior year, and as a percentage of net restaurant sales were 1.7 percentage points higher than the prior year, due principally to increased amortization of new unit pre-opening costs and lower average unit sales. Pre-opening costs of new units are amortized over the first year of a restaurant's operation. Year-to-date depreciation and amortization expenses were $2,467,545 and $1,078,663 in fiscal years 1996 and 1995, respectively, or 6.5% and 5.0% of respective net restaurant sales.

Earnings from restaurant operations: As a result of the above factors, earnings from restaurant operations for the third quarter of fiscal 1996 grew 15.7% to $2,159,824 from $1,865,945 in the prior year. Restaurant operating profit margins for the third quarter were 13.1% and 18.1% of net restaurant sales for fiscal years 1996 and 1995, respectively. The decline in operating profit margins was largely due to the weather impact on total sales as well as an increase in Bugaboo Creek weeks as a percentage of total restaurant weeks. Year-to-date earnings from restaurant operations of $5,106,658 and $3,988,367 for fiscal years 1996 and 1995, respectively, were 13.5% and 18.5% of respective net restaurant sales.

General and Administrative Expenses: G&A expenses for the third quarter of fiscal 1996 increased to $1,160,974 from $807,374 in the prior year. As a percentage of net restaurant sales, G&A expenses for the quarter declined to 7.0% from 7.8% in the prior year. Year-to-date G&A expenses of $2,664,750 and $1,792,340 for fiscal years 1996 and 1995, respectively, declined as a percent of respective net restaurant sales to 7.0% from 8.3%. G&A expenses for the current fiscal year, which are now being spread over a larger sales base, have been affected by investments the Company has made in systems and staff in order to achieve an 85% expansion in year-to-date restaurant-weeks and to prepare for further expansion.

Other (income) expense, net: Other income consists primarily of management fees, net of allocated overhead expenses, collected from the three non-Company restaurants under management contracts, as well as miscellaneous receipts from vending machines and recycling collections. For the sixteen week periods ended March 31, 1996 and April 2, 1995 other income (expense), net, was $460 and ($7,001), respectively. Year-to-date other income, net, was $32,789 and $70,755, respectively. The reduced income in the current quarter and year-to-date resulted primarily from lower sales in the managed restaurants, and a corresponding reduction in management fees received.

Interest and dividend income and expense: Interest and dividend income is derived from investments in marketable securities and the short term investment of excess cash balances. The marketable securities, purchased with the proceeds of the initial public stock offering in April 1994, have been substantially liquidated to fund the development of new restaurants. Thus, in the sixteen week periods ending March 31, 1996 and April 2, 1995, the Company had interest and dividend income of $16,226 and $53,569, respectively, and $75,756 and $362,640 for the forty weeks then ended. Of the total interest costs of $353,436, paid and accrued, during the forty weeks ended March 31, 1996, $165,433 related solely to the construction of new units and has been capitalized as part of construction in progress.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the forty weeks ended March 31, 1996:

Net cash provided by operating activities ....................     $    973,133

Cash flows from investing activities:
         Purchase of marketable securities ...................         (487,633)
         Proceeds from sale of marketable securities .........          511,345
         Proceeds from maturity of marketable securities .....        1,095,861
         Decrease in interest and dividends receivable .......            6,691
         Purchase of property and equipment ..................      (11,851,248)
         Decrease in construction allowance receivable .......          475,000
                                                                   ------------
         Total ...............................................     $(10,250,014)

Proceeds from long-term debt .................................        8,800,000
Increase in book overdrafts ..................................          714,495
                                                                   ------------

Net increase in cash .........................................     $    237,614
                                                                   ============

At March 31, 1996 the Company held approximately $1.5 million in cash and marketable securities. An unrealized loss, net of taxes, on marketable securities classified as available-for-sale of $1,275 was recorded as a separate component of Stockholders' Equity as of that date.

Cash used in investing activities was applied almost entirely to the construction of new restaurants. The Company has opened five Bugaboo Creek Steak House restaurants in the current fiscal year, and expects to open its fourteenth Bugaboo Creek Steak House unit in June 1996. In addition, two Capital Grille units are under construction and two others are under lease. The Company is currently in negotiation on several additional locations. The investing activities during the quarter were financed substantially from bank debt and operating cash flows. The Company has an unsecured $20 million revolving credit line to be used in conjunction with operating cash flows for the continued development of restaurant properties. At March 31, 1996 the Company had outstanding long-term debt of $9,600,000 under this line of credit. Expenditures for inventories, pre-opening costs and other costs associated new unit development were financed substantially from operating cash flows.

On August 30, 1995 the Board of Directors of the Company authorized the repurchase of up to 200,000 shares of the Company's common stock. As of the date of this filing no shares have been acquired.

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

         None

     ITEM 2. CHANGES IN SECURITIES

         None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

     ITEM 5. OTHER INFORMATION

         None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  Exhibit 10.3(i): Employment Agreement between the Company and Edward P. Grace, III

                  Exhibit 10.3(ii): First Amendment to Employment
                                    Agreement between the Company and
                                    Edward P. Grace, III

                  Exhibit 11:       Computation of earnings per share

                  Exhibit 27:       Financial Data Schedule


         (b) No reports on Form 8-K have been filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Bugaboo Creek Steak House, Inc.



/s/ Edward P. Grace, III
- - ------------------------
Edward P. Grace, III
Chairman of the Board, Chief
Executive Officer and President
May 10, 1996

/s/ Mark A. Peterson
- - --------------------
Mark A. Peterson
Senior Vice President and
Chief Financial Officer
May 10, 1996

/s/ Michael D. Warren
- - ---------------------
Michael D. Warren
Controller and Principal
Accounting Officer
May 10, 1996



12